Form 10-K
period 2017-12-31
Drive Auto Receivables Trust 2017-3; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2018-03-30
CIK 1717900, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

DRIVE AUTO RECEIVABLES TRUST 2017-3

(Exact name of issuing entity as specified in its charter)

Commission file number of the issuing entity: 333-215494-03

Central Index Key Number of issuing entity: 0001717900

SANTANDER DRIVE AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-215494

Central Index Key Number of depositor: 0001383094

SANTANDER CONSUMER USA INC.

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540151

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

37-6652230

(I.R.S. Employer Identification No. of the issuing entity)

c/o Santander Drive Auto Receivables LLC

1601 Elm Street, Suite 800

Dallas, Texas 75201

(Address of principal executive offices)

(214) 292-1930

(Telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Mine Safety Disclosures

Item 1B. Unresolved Staff Comments.

Nothing to report.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B.	Other Information.

Santander Consumer USA Inc. (“SC”) is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc. (“SC Holdings”). On February 28, 2018, SC Holdings filed its Annual Report on Form 10-K for the year ended December 31, 2017 and disclosed certain legal and regulatory matters. Additional information about SC Holdings and its consolidated subsidiaries, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

SC acts as the servicer for the issuing entity. Under the Servicing Agreement, dated July 15, 2016, by and between SC and Santander Consumer International Puerto Rico LLC (the “Subservicer”), and the related Program Portfolio Schedule (the Program Portfolio Schedule, together with the Servicing Agreement, the “Subservicing Agreement”), the Subservicer managed, serviced, collected, enforced, administered and provided other services with respect to each receivable held by the issuing entity that was a Performing Loan (as defined in the Subservicing Agreement). Pursuant to the written agreement of SC and the Subservicer, the Subservicing Agreement was terminated effective on December 31, 2017 at 11:59 p.m.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:     Directors, Executive Officers, and Corporate Governance

Item 11:     Executive Compensation

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:     Certain Relationships and Related Transactions, and Director Independence

Item 14:     Principal Accounting Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of SC, the Subservicer and Wilmington Trust, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Management’s Assessment of Compliance for SC has identified material instances of noncompliance for the 2017 fiscal year, one of which is a continuation of a material instance of noncompliance reported by the issuing entity in its annual report on Form 10-K filed March 30, 2017 and relates to reports to investors delivered during or prior to March 2017.

Management’s Assessment of Compliance for SC for the 2016 fiscal year identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i) – reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, reports to investors provided information that was not calculated in accordance with the terms specified in the transaction agreements. SC determined the existence of a material instance of noncompliance in March 2017, and the material instance of noncompliance related to this instance for the 2017 fiscal year relates to reports to investors delivered during or prior to March 2017. The instance of noncompliance described in this paragraph for both the 2016 and 2017 fiscal years, which does not relate to the asset-backed securities covered in this Form 10-K and issued by the issuing entity, relates to two separate matters:

Under the transaction agreements for the Platform, SC, as Servicer, is entitled to receive all Supplemental Servicing Fees as additional servicing compensation, and such Supplemental Servicing Fees do not constitute Available Funds. However, SC included Supplemental Servicing Fees for certain transactions in the Platform under “other amounts received” and included such amounts as part of “Available Funds” in the investor reports; for these transactions, Supplemental Servicing Fees were distributed in accordance with the payment priorities set forth in the related transaction agreements rather than being retained by the Servicer.

To address this issue related to Supplemental Servicing Fees and the related instance of noncompliance, SC stopped including Supplemental Servicing Fees as “other amounts received” for all transactions in the Platform beginning with the March 2017 collection period and began retaining such amounts as additional servicing compensation as specified in the transaction agreements. SC believes that the inclusion of Supplemental Servicing Fees as available funds did not result in any material adverse effect on security holders.

Under the transaction agreements for the Platform, SC, as Servicer, is required to pay all expenses incurred by it in connection with its activities as servicer other than expenses in connection with the sale of a repossessed vehicle, which may be netted from liquidation proceeds from such sale. For certain transactions in the Platform, SC did not net external costs associated with repossession expenses attributable to financed vehicles sold after the related receivables have become defaulted receivables; for these transactions, SC paid such repossession expenses and the “Liquidation Proceeds” included in the investor reports and distributed in accordance with the payment priorities set forth in the related transaction agreements were greater than they would have been had SC reduced the liquidation proceeds by the external costs associated with repossession expenses in accordance with the transaction agreements for those transactions.

To address this issue related to repossession expenses and the related instance of noncompliance, SC amended the transaction agreements for the effected transactions in the Platform to memorialize the agreement of the Servicer to pay such external costs of repossessions rather than netting such amounts from sale proceeds from the disposition of repossessed financed vehicles. SC believes that the payment of external costs associated with repossession expenses by the Servicer and the failure to report Liquidation Expenses on the investor reports net of such repossession expenses for certain transactions did not result in any material adverse effect on security holders.

Management’s Assessment of Compliance for SC for the 2017 fiscal year identified an additional matter that resulted in a finding of a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i) – reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements— and Item 1122(d)(4)(iii) – any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements. This matter relates to the following circumstance:

The transaction agreements for each transaction in the Platform specify the repurchase price to be paid by SC in connection with the repurchase of receivables from the issuing entity. In August 2017, the Servicer recalculated the accrued interest portion of the repurchase price paid in connection with the prior repurchase of receivables from issuers included in the Platform and, after recalculating the amount of accrued interest owed, determined that there was an aggregate shortfall in the repurchase price paid for certain of the transactions in the Platform. The material instance of noncompliance described in this paragraph does not relate to the asset-backed securities covered by this Form 10-K and issued by the issuing entity.

To address this issue related to the repurchase price for receivables and the related instances of noncompliance, SC recalculated the repurchase price for all affected transactions and made deposits on August 15, 2017 into the applicable collection account in an amount equal to the shortfall. Additionally, SC updated the related systems coding applicable to the methodology for calculating the repurchase price in August 2017 to avoid future shortfalls. SC believes that the shortfall in the accrued interest portion of the repurchase price paid in connection with the prior repurchase of receivables and the subsequent deposit of the shortfall into the applicable collection account did not result in any material adverse effect on security holders.

With respect to the instances of noncompliance described above, SC has implemented additional procedures to confirm that calculations included in investor reports are completed as set forth in the transaction agreements and has implemented greater management oversight of reporting, enhanced quality assurance controls, and updated the related systems coding applicable to calculations included in investor reports.

Item 1123 of Regulation AB. Servicer Compliance Statements.

SC and the Subservicer have been identified by the issuing entity as the servicers with respect to the asset pool held by the issuing entity. Each of SC and the Subservicer have completed a statement of compliance with applicable servicing criteria (each, a “Compliance Statement”) signed by an authorized officer. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)     Not Applicable.

(a)(2)     Not Applicable.

(a)(3)     See Item 15(b) below.

(b)          Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of October 17, 2017, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and SG Americas Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 19, 2017)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-215494) with the Securities and Exchange Commission on January 10, 2017)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3/A filed by Santander Drive (Commission File No. 333-215494) with the Securities and Exchange Commission on May 31, 2017)

4.1	Indenture, dated as of October 25, 2017, between Drive Auto Receivables Trust 2017-3, as issuer (the “Issuer”), and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.1	Purchase Agreement, dated as of October 25, 2017, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.2	Sale and Servicing Agreement, dated as of October 25, 2017, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.3	Administration Agreement, dated as of October 25, 2017, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.4	Amended and Restated Trust Agreement, dated as of October 25, 2017, between Santander Drive and Wells Fargo Delaware Trust Company, N.A, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.5	Asset Representations Review Agreement, dated as of October 25, 2017, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

33.3	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (Subservicer)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Indenture Trustee)

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Subservicer)

35.1	Servicer Compliance Statement (SC)

35.2	Servicer Compliance Statement (Subservicer)

99.1	Servicing Agreement, dated as of July 15, 2016, by and between SC and Santander Consumer International Puerto Rico LLC (the “Subservicer”) (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

99.2	Second Amended and Restated Program Portfolio Schedule (Publicly Registered Retail Transactions), dated as of June 28, 2017, by and between SC and the Subservicer (incorporated by reference to Exhibit 99.2 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

(c)	Not Applicable.

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)