Form 10-K
period 2018-12-31
Drive Auto Receivables Trust 2017-3; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2019-03-29
CIK 1717900, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Item 9B. Other Information.

Santander Consumer USA Inc. (“SC”) is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc. (“SC Holdings”). On February 26, 2019, SC Holdings filed its Annual Report on Form 10-K for the year ended December 31, 2018 and disclosed certain legal and regulatory matters. Additional information about SC Holdings and its consolidated subsidiaries, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of SC and Wilmington Trust, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statements.

SC has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. SC has completed a statement of compliance with applicable servicing criteria signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	See Item 15(b) below.

(b)	Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of October 17, 2017, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and SG Americas Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 19, 2017)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-215494) with the Securities and Exchange Commission on January 10, 2017)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3/A filed by Santander Drive (Commission File No. 333-215494) with the Securities and Exchange Commission on May 31, 2017)

4.1	Indenture, dated as of October 25, 2017, between Drive Auto Receivables Trust 2017-3, as issuer (the “Issuer”), and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.1	Purchase Agreement, dated as of October 25, 2017, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.2	Sale and Servicing Agreement, dated as of October 25, 2017, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.3	Administration Agreement, dated as of October 25, 2017, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.4	Amended and Restated Trust Agreement, dated as of October 25, 2017, between Santander Drive and Wells Fargo Delaware Trust Company, N.A, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.5	Asset Representations Review Agreement, dated as of October 25, 2017, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Indenture Trustee)

35.1	Servicer Compliance Statement (SC)

99.1	Servicing Agreement, dated as of July 15, 2016, by and between SC and Santander Consumer International Puerto Rico LLC (the “Subservicer”) (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

99.2	Second Amended and Restated Program Portfolio Schedule (Publicly Registered Retail Transactions), dated as of June 28, 2017, by and between SC and the Subservicer (incorporated by reference to Exhibit 99.2 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

(c)	Not Applicable.

Item 16. Form 10-K Summary.

None

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

Date: March 29, 2019

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of
the depositor)