Form 10-K
period 2019-12-31
Drive Auto Receivables Trust 2017-3; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2020-03-30
CIK 1717900, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________.

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

Not applicable

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

None

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business
Item 1A:	Risk Factors
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Mine Safety Disclosures
Item 1B.	Unresolved Staff Comments

Nothing to report.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings

Nothing to report.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B.	Other Information

Santander Consumer USA Inc. (“SC”) is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc. (“SC Holdings”). On February 27, 2020, SC Holdings filed its Annual Report on Form 10-K for the year ended December 31, 2019 and disclosed certain legal and regulatory matters. Additional information about SC Holdings and its consolidated subsidiaries, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

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

Item 1123 of Regulation AB. Servicer Compliance Statements

SC has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. SC has completed a statement of compliance with applicable servicing criteria signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K

.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	See Item 15(b) below.
(b)	Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of October 17, 2017, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and SG Americas Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333- 215494-03) with the Securities and Exchange Commission on October 19, 2017)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-215494) with the Securities and Exchange Commission on January 10, 2017)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.2 of Form SF-3/A filed by Santander Drive (Commission File No. 333- 215494) with the Securities and Exchange Commission on May 31, 2017)

4.1	Indenture, dated as of October 25, 2017, between Drive Auto Receivables Trust 2017-3, as issuer (the “Issuer”), and Wilmington Trust, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.1	Purchase Agreement, dated as of October 25, 2017, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.2	Sale and Servicing Agreement, dated as of October 25, 2017, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.3	Administration Agreement, dated as of October 25, 2017, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.4	Amended and Restated Trust Agreement, dated as of October 25, 2017, between Santander Drive and Wells Fargo Delaware Trust Company, N.A, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit

10.4 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

10.5	Asset Representations Review Agreement, dated as of October 25, 2017, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Indenture Trustee)

35.1	Servicer Compliance Statement (SC)

99.1	Servicing Agreement, dated as of July 15, 2016, by and between SC and Santander Consumer International Puerto Rico LLC (the “Subservicer”) (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

99.2	Second Amended and Restated Program Portfolio Schedule (Publicly Registered Retail Transactions), dated as of June 28, 2017, by and between SC and the Subservicer (incorporated by reference to Exhibit 99.2 of Form 8-K filed by the Issuer (Commission File No. 333-215494-03) with the Securities and Exchange Commission on October 26, 2017)

(c)	Not Applicable.

Item 16. Form 10-K Summary

None.

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer (senior officer in charge of securitization of the depositor)